Form 10-K
period 2003-12-31
CHASE MANHATTAN AUTO OWNER TRUST 2003-A
filed 2004-03-30
CIK 1234316

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---            SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2003

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---            OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-74600

                Chase Manhattan Auto Owner Trust 2003-A (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                   22-2382028
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                        Identification Number)

White Clay Center, Building 200, Newark, DE           19711
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Each Exchange of Which Registered
            NONE                                    N/A

Securities registered pursuant to Section 12(g) of the Act:

            NONE
      (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES  X    NO
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                                ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.


Introductory Note

         Chase Manhattan Auto Owner Trust 2003-A (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I


Item 1.           Business

         Omitted.


Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2003, was $1,605,302,776.88.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2003, was $30,816,867.83.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2003, was $3,909,220.25, or,0.2435% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2003, was $1,427,408.75, or 0.1354% of the average aggregate outstanding principal balance of the receivables for that year.


Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.


Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II


Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of four outstanding classes of notes (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                    No. of Holders
                  -----                    --------------
                  A-1                               6
                  A-2                               10
                  A-3                               27
                  A-4                               42
                  B                                 10


Item 6.           Selected Financial Data

         Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.           Financial Statements and Supplementary Data

         Omitted.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III


Item 10.          Directors and Executive Officers of the Registrant

         Omitted.


Item 11.          Executive Compensation

         Omitted.


Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

------------------------------------------------------------------------------------------------------------------
Class            Name & Address of Participant                         Original Certificate               % Class
                                                                          Principal Balance

------------------------------------------------------------------------------------------------------------------
A1               The Bank of New York                                      $    325,000,000                80.45%
                 One Wall Street
                 New York, NY  10286
------------------------------------------------------------------------------------------------------------------
                 State Street Bank and Trust Company                       $     60,000,000                14.85%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
A2               JPMorgan Chase Bank                                       $    271,800,000                52.47%
                 Proxy/Class Actions/Bankruptcy
                 14201 Dallas Pkwy
                 Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                 State Street Bank and Trust Company                       $     81,500,000                15.73%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
                 The Bank of New York                                      $     71,600,000                13.82%
                 One Wall Street
                 New York, NY  10286
------------------------------------------------------------------------------------------------------------------
                 Mellon Trust of New England, NA                           $     32,500,000                 6.27%
                 525 William Penn Place, Suite 3148
                 Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
A3               Mellon Trust of New England, NA                           $    173,500,000                33.37%
                 525 William Penn Place, Suite 3148
                 Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                 JPMorgan Chase Bank                                       $     81,100,000                15.60%
                 Proxy/Class Actions/Bankruptcy
                 14201 Dallas Pkwy
                 Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                 The Northern Trust Company                                $     54,815,000                10.54%
                 801 S. Canal C-IN
                 Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------
                 SSB - Bank Portfolio                                      $     54,330,000                10.45%
                 1776 Heritage Drive
                 Global Corporate Action Unit JAB 5NW
                 North Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                 The Bank of New York                                      $     42,160,000                 8.11%
                 One Wall Street
                 New York, NY  10286
------------------------------------------------------------------------------------------------------------------
                 Wells Fargo Bank Minnesota, N.A.                          $     26,970,000                 5.19%
                 c/o ADP Proxy Services
                 51 Mercedes Way
                 Edgewood, NY 11717
------------------------------------------------------------------------------------------------------------------
                 State Street Bank and Trust Company                       $     26,385,000                 5.07%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
A4               Mellon Trust of New England, NA                           $    169,010,000                32.65%
                 525 William Penn Place, Suite 3148
                 Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                 JPMorgan Chase Bank                                       $    132,531,000                25.60%
                 Proxy/Class Actions/Bankruptcy
                 14201 Dallas Pkwy
                 Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                 State Street Bank and Trust Company                       $     59,847,000                11.56%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
                 Deutsche Bank Trust Company Americas                      $     25,860,000                 5.00%
                 648 Grassmere Park Road
                 Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------
                 The Bank of New York                                      $      4,165,300                 0.80%
                 One Wall Street
                 New York, NY  10286
------------------------------------------------------------------------------------------------------------------
B                State Street Bank and Trust Company                       $     23,400,000                46.52%
                 1776 Heritage Dr.
                 Global Corporate Action Unit JAB 5NW
                 No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------
                 JPMorgan Chase Bank/                                      $     10,000,000                19.88%
                 Correspondence Clearing Services 2
                 Proxy/Class Actions/Bankruptcy
                 14201 Dallas Parkway
                 Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------
                 SSB - Bank Portfolio                                      $      4,000,000                 7.95%
                 1776 Heritage Drive
                 Global Corporate Action Unit JAB 5NW
                 North Quincy, MA  02171
------------------------------------------------------------------------------------------------------------------
                 Mellon Trust of New England, NA                           $      3,400,000                 6.76%
                 525 William Penn Place, Suite 3148
                 Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------
                 The Bank of New York                                      $      2,550,000                 5.07%
                 One Wall Street
                 New York, NY  10286
------------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a)      Exhibits.

                           The following documents are filed as part of this
Annual Report on Form 10-K:

                           Exhibit Number     Description
                           --------------     -----------

                           99.1               Annual Management Report on
                                              Internal Controls.

                           99.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Sale and Servicing Agreement.

                           99.3 Annual Independent Accountants Reports pursuant to Section 4.11 of the Sale and Servicing
                                              Agreement.

                           99.4 Annual Issuer's Certificate of Compliance with the Indenture.

                           99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                  (b)      Reports on Form 8-K.

                           The following reports were filed on Form 8-K during
the last quarter of 2003:

                  Date                      Items Reported             Financial Statements
                  ----                      --------------             --------------------
                  09/17/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 9/15/2003

                  10/17/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 10/15/2003

                  11/19/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 11/17/2003

                  12/18/2003                5, 7                       Monthly report to Noteholders
                                                                       dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004


                            Chase Manhattan Auto Owner Trust 2003-A

                            By: Chase Manhattan Bank USA, National Association, as Depositor


                            By:  /s/ Keith W. Schuck
                            -----------------------------------
                            Name:    Keith W. Schuck
                            Title:   Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit Number:     Description:
---------------     ------------

99.1                Annual Management Report on Internal Controls.

99.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Sale and Servicing Agreement.

99.3                Annual Independent Accountants Reports pursuant to
                    Section 4.11 of the Sale and Servicing Agreement.

99.4                Annual Issuer's Certificate of Compliance with the
                    Indenture.

99.5                Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.